Form 10QSB
period 2007-06-30
BEDMINSTER FINANCIAL CORP
filed 2007-08-09
CIK 1401094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-52666

BEDMINSTER FINANCIAL CORP.
(Exact name of registrant as specified in its charter)
Nevada	20-8285559
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

90 Washington Valley Road, Bedminster, New Jersey	07921
(Address of principal executive offices)	(Zip Code)

(908)719-8942
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes              ☒                     No            ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes              ☒                     No            ☐

State the number of shares outstanding of each of the issuer's classes of Class A Common Stock and Class B Common Stock, as of August 9, 2007 are 6,218,000 shares of Class A Common Stock and 2,156,000 shares of Class B Common Stock.

BEDMINSTER FINANCIAL CORP.
FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

BEDMINSTER FINANCIAL CORP.
A WHOLLY OWNED SUBSIDIARY OF BEDMINSTER NATIONAL CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

BEDMINSTER FINANCIAL CORP
(A DEVELOPMENT STAGE COMPANY)
(A WHOLLY OWNED SUBSIDIARY OF BEDMINSTER NATIONAL CORP.)
CONDENSED BALANCE SHEET
AS OF JUNE 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$526
Total Current Assets	526

OTHER ASSETS
Deposits	450

TOTAL ASSETS	$976

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$23,487
Lines of Credit	42,701
Total Current Liabilities	66,188

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding, respectively	-
Common stock – Class A, $0.0001 par value, 200,000,000 shares authorized, 6,218,000 shares issued and outstanding	622
Common stock – Class B, $0.0001 par value, 3,000,000 shares authorized, 2,156,000 shares issued and outstanding	215
Additional Paid in Capital	40,000
Accumulated deficit during development stage	(106,049)
Total Stockholders’ Deficit	(65,212)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$976

See Notes to Audited Financial Statements.

BEDMINSTER FINANCIAL CORP
(A DEVELOPMENT STAGE COMPANY)
(A WHOLLY OWNED SUBSIDIARY OF BEDMINSTER NATIONAL CORP.)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June, 30, 2007	For the Period from January 16, 2007 (Inception) to June 30, 2007

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	19,594	22,772
Management fees	70,000	80,000
General and administrative	1,486	2,438
Total Operating Expenses	91,080	105,210

LOSS FROM OPERATIONS	(91,080)	(105,210)

OTHER INCOME (EXPENSE)
Interest	(749)	(839)
Total Other Inocme (Expense)	(749)	(839)

NET LOSS BEFORE INCOME TAXES	(91,829)	(106,049)

Provision for Income Taxes	-	-

NET LOSS	(91,829)	(106,049)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	8,374,000	8,374,000

See Notes to Audited Financial Statements.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
(A WHOLLY OWNED SUBSIDIARY OF BEDMINSTER NATIONAL CORP.)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 16, 2007 (INCEPTION) TO JUNE 30, 2007
(UNAUDITED)

	Common Stock _A		Common Stock -B			Accum Deficit
	Shares	Amount	Shares	Amount	APIC	During Development Stage	Total

Common stock issued to
parent for cash ($0.0001/share)	6,218,000	$622	2,156,000	$215	$-	$-	$837

In Kind contribution of services					40,000		40,000

Net loss for the period January 16, 2007
(inception) to June 30, 2007	-	-	-	-	-	(106,049)	(106,049)

June 30, 2007 Balance	6,218,000	$622	2,156,000.00	$215	$40,000	$(106,049)	$(65,212)

See Notes to Audited Financial Statements.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
(A WHOLLY OWNED SUBSIDIARY OF BEDMINSTER NATIONAL CORP.)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

For the Period from January 16, 2007 (Inception) to June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(106,049)
Adjustments to reconcile net loss to net cash used in operating activities:
depreciation	-
amortization of note payable discount	-
In kind contribution	-
In-kind contribution of services	40,000
Changes in operating assets and liabilities:	-
Increase in accounts payable and accrued expenses	23,487
Increase in deposits	(450)
Net Cash Used In Operating Activities	(43,012)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-
Net Cash Used In Investing Activities	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	837
Proceeds from lines of credit	42,701

Net Cash Provided By Financing Activities	43,538

NET INCREASE IN CASH	526

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$526

See Notes to Audited Financial Statements.

BEDMINSTER FINANCIAL CORP.
A WHOLLY OWNED SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Bedminster Financial Corp. (a development stage company) (the “Company”) is the wholly owned subsidiary of Bedminster National Corp. The Company was incorporated under the laws of the State of Nevada on January 16, 2007.  The Company was organized to manage investment assets and provide trust services. BFC will provide institutions and high net worth individuals with trust and custodial services and related financial advisory services.  Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(C) Cash Equivalents

For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

BEDMINSTER FINANCIAL CORP.
A WHOLLY OWNED SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

 (E) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(F) Revenue Recognition

Revenues are recognized as the services are performed.  As of June 30, 2007, the Company had no revenues

(G) Financial Instruments

The Company’s financial instruments consist of cash, notes payable, and lines of credit.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

(H) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144").  In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(I) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”   There are no dilutive securities outstanding as of June 30, 2007.

BEDMINSTER FINANCIAL CORP.
A WHOLLY OWNED SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

(K) Stock-Based Compensation
In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25.  Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods.  On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

(L) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

BEDMINSTER FINANCIAL CORP.
A WHOLLY OWNED SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

NOTE 2	STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

On January 16, 2007, the Company issued 6,218,000 shares of Class A common stock and 2,156,000 shares of Class B common stock to its parent, Bedminster National Corp (BNC) for a subscription receivable of $837 ($0.0001 per share).  On April 19, 2007 BNC paid the outstanding subscription receivable.

All issued and outstanding shares of Class A common stock and Class B common stock shall be identical and shall entitle the holders to the same rights and privileges except that the Class A shares have no voting rights.

(B) In Kind Contribution of Service

The Company received an in kind contribution of services under its management agreement with a related party of $40,000 for the period March 1, 2007 through June 30, 2007.

NOTE 3	RELATED PARTY TRANSACTIONS

The Company has entered into a management services agreement with Apogee Holdings Inc that became effective March 1, 2007.  The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually.  In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company.  40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price.  Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares.  Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time. As of June 30, 2007, the company has paid $40,000 of management fees and record $40,000 as the fair value of fees forgiven by the management company as an in-kind contribution of services.

BEDMINSTER FINANCIAL CORP.
A WHOLLY OWNED SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

NOTE 4	LINES OF CREDIT

In January 2007, Signature Bank approved a $100,000 line of credit for the Company.  The line provides an interest rate of 1% above the prime rate (9.25% as of June 30, 2007)on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The parent has guaranteed the line and there is $42,701 outstanding under the line as of the date hereof.

NOTE 5	COMMITMENTS AND CONTINGENCIES

(A) Management Service Agreement

The Company has entered into a management services agreement with Apogee Holdings Inc that became effective March 1, 2007.  The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually.  In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of  the annual adjusted EBITDA based on the audited consolidated results of the Company.  40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price.  Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares.  Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time.  As of June 30, 2007, the company has paid $40,000 of management fees and record $40,000 as the fair value of fees forgiven by the management company as an in-kind contribution of services.

BEDMINSTER FINANCIAL CORP.
A WHOLLY OWNED SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

NOTE 6	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit from inception of $106,049, negative working capital of  $65,662, and has a negative cash flow from operations of $43,012 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2. Management’s Discussion and Analysis or Plan of Operation

GENERAL

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the combined financial statements and the corresponding notes and the unaudited pro forma combined financial statements and the corresponding notes included elsewhere in this Information Statement. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus.

Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report. Please see “Forward Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Separation from Bedminster National

Bedminster National is in the process of spinning-off its wholly-owned subsidiary Bedminster Financial, which is in the business of managing investment assets and intends to provide trust services by distributing all of our outstanding shares of stock to its stockholders. Following the distribution, we will be an independent public company and Bedminster National will no longer maintain any stock ownership in us.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Third Quarter 2007

We will attempt to raise $200,000 in debt financing for initial working capital. We expect that the $200,000 in debt financing will be a private placement to individual investors of short term notes personally guaranteed by management. The proceeds of the note offering would be used solely for beginning the process of funding our business and commence receiving any regulatory approvals.

Fourth Quarter 2007

During this quarter, we may seek investment partners in order to raise the necessary funds to further develop our business. Such partners include banks, investment funds and broker-dealers, and management intends to utilize its significant contacts among these entities to facilitate such a relationship. The funding will likely consist of a private placement of debt and/or our equity securities possibly through the assistance of a broker-dealer. We intend to sell only shares of Class A Common Stock or securities that are convertible into shares of Class A Common Stock and accordingly we believe that such a placement would not result in any change in our control. However, the specific amount, timing and terms of any such placement will not be known until an agreement has been executed by us and any potential investment partner.

First Quarter 2008

If we have the necessary approvals, we will seek out opportunities to provide investment and trust services and intend to enhance our capabilities by adding personnel or entering into joint ventures with other financial service firms. We intend to raise an additional $500,000 through debt or equity financing to support our efforts to hire additional staff during this period.

Second Quarter 2008

If we have not already completed the financing transaction during the third quarter, we intend to close on such additional financing for working capital and corporate overhead. We intend to actively recruit new board members with appropriate experience and hire a corporate staff including a chief financial officer.

Going Concern

As reflected in the Company’s Financial Statements and Note 6 to the Financial Statements which accompany this Information Statement, the Company’s accumulated deficit from inception of $106,049, negative working capital of $65,662 and negative cash flow from operations of $43,012 from inception raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional debt or capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To successfully grow the individual segments of our business, we must raise additional capital through a combination of public or private equity or debt offerings or strategic alliances. Our future success is dependent upon raising additional money to provide for the necessary operations of the company.

If we are unable to obtain such additional financing, there would be a material adverse effect on our business, financial position, and results of operations. Our continuation as a going concern is dependent on our ability to generate sufficient capital to meet our obligations on a timely basis, and to implement and grow our business. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to us

Results of Operations

From Inception, January 16, 2007, through June 30, 2007

Revenues

We had no revenues from inception through June 30, 2007.

Operating Expenses

Total operating expenses from inception through June 30, 2007 were $105,210, consisting of $80,000 for management fees, $22,772 for professional fees and $2,438 for general and administrative expenses. The cost and expenses from inception through June 30, 2007 were attributable primarily to professional fees incurred in connection with our formation and management fees and management fees as set forth below.

Net Loss

Our net loss from inception through June 30, 2007 was $106,049.

The Company has entered into a management services agreement with Apogee Holdings Inc (a company controlled by our President and majority stockholder of our parent) that became effective March 1, 2007. The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually. In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company. 40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price. Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares. Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time.  As of June 30, 2007, Che company has paid $40,000 of management fees to Apogee and record $40,000 as the fair value of fees forgiven by the management company as an in-kind contribution of services.

Liquidity and Capital Resources

As of June 30, 2007 we had $526 in cash. In January 2007, Signature Bank approved a $100,000 line of credit for the Company. The line provides an interest rate of 1% above the prime rate (9.25% as of June 30, 2007) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The parent has guaranteed the line and there is $42,701 outstanding under the line as of June 30, 2007.

We believe we can not currently satisfy our cash requirements with the next twelve months with our current cash and our bank lines. However, management plans to obtain additional financing in order to sustain operations for at least the next twelve months. Also completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we would not be able to proceed with our business plan for the development and marketing of our  services. Should this occur, we would likely seek additional financing to support the continued operations of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our  services to cover our operating expenses. Consequently, there is substantial doubt about the company’s ability to continue to operate as going concern.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements.

We have adopted the following accounting standards. While all of these significant accounting policies impact our financial condition, our views of these policies are critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our  results of operations, financial position or liquidity for the periods presented in this report:

Revenues include fees billed for consulting services on a month to month contract. These revenues are recognized as the services are performed.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.      Defaults Upon Senior Securities.

None

Item 4.      Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.      Other Information.

Item 6.      Exhibits and Reports of Form 8-K.

(a)                  Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

 (b)                  Reports of Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BEDMINSTER FINANCIAL CORP.
Registrant

Date: August 9, 2007	By: /s/ Paul Patrizio
Paul Patrizio
President, Chief Executive Officer,
Chairman of Board of Directors