Form 10QSB
period 2007-09-30
BEDMINSTER FINANCIAL CORP
filed 2007-11-13
CIK 1401094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007.
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

Yes      ☒          No            ☐

State the number of shares outstanding of each of the issuer's classes of Class A Common Stock and Class B Common Stock, as of November 13, 2007 are 8,955,900 shares of Class A Common Stock and 2,154,000 shares of Class B Common Stock.

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

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

BEDMINSTER FINANCIAL CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$2,286
Total Current Assets	2,286
OTHER ASSETS
Deposits	450
Total Other Assets	450

TOTAL ASSETS	$2,736

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$33,988
Line of Credit	79,359
Total Current Liabilities	113,347

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding, respectively	-
Common stock – Class A, $0.0001 par value, 200,000,000 shares authorized, 8,755,900 shares issued and outstanding	876
Common stock – Class B, $0.0001 par value, 3,000,000 shares authorized, 2,154,000 shares issued and outstanding	215
Additional paid in capital	67,282
Subscription Receivable	-
Accumulated deficit during development stage	(178,984)
Total Stockholders’ Deficit	(110,611)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,736

See accompanying notes to unaudited financial statements.

BEDMINSTER FINANCIAL CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September, 30, 2007	For the Period from January 16, 2007 (Inception) to September 30, 2007

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	67,811	170,583
General and administrative	3,612	6,050
Total Operating Expenses	71,423	176,633

LOSS FROM OPERATIONS	(71,423)	(176,633)

OTHER INCOME (EXPENSE)
Interest	(1,512)	(2,351)
Total Other Inocme (Expense)	(1,512)	(2,351)

NET LOSS BEFORE INCOME TAXES	(72,935)	(178,984)

Provision for Income Taxes	-	-

NET LOSS	$(72,935)	$(178,984)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	8,670,019	8,670,019

See accompanying notes to unaudited financial statements.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 16, 2007 (INCEPTION) TO SEPTEMBER 30, 2007
(UNAUDITED)
						Accumulated
						Deficit
						During the
	Common Stock _A		Common Stock -B			Development
	Shares	Amount	Shares	Amount	APIC	Stage	Total

Common stock issued to
parent for cash ($0.0001/share)	8,753,900	$875	2,156,000	$215	$2,282	$-	$3,373

In-Kind contribution of services	-	-	-	-	65,000	-	65,000

Conversion of Class B shares to Class A shares	2,000	-	(2,000)	-	-	-	-

Net loss for the period January 16, 2007
(inception) to September 30, 2007	-	-	-	-	-	(178,984)	(178,984)

September 30, 2007 Balance	8,755,900	$875	2,154,000	$215	$67,282	$(178,984)	$(110,611)

See accompanying notes to unaudited financial statements.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Period from January 16, 2007 (Inception) to September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(178,984)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of services	65,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	33,988
Increase in deposits	(450)
Net Cash Used In Operating Activities	(80,446)

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,373
Proceeds from lines of credit	79,359

Net Cash Provided By Financing Activities	82,732

NET INCREASE IN CASH	2,286

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,286

See accompanying notes to unaudited financial statements.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of presentation and Organization

The accompanying consolidated, condensed unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. The financial statements are presented on the accrual basis.  These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-SB filed with the SEC. The results of operations for the three month period ended September 30, 2007, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

Bedminster Financial Corp. (a development stage company) (the “Company”) was incorporated under the laws of the State of Nevada on January 16, 2007.  The Company was organized to manage investment assets and provide trust services. BFC will provide institutions and high net worth individuals with trust and custodial services and related financial advisory services.  The Company was a wholly owned subsidiary until the August 2007 spin off from Bedminster National Corp.

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

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

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

(F) Revenue Recognition

Revenues are recognized as the services are performed.  As of September 30, 2007, the Company had no revenues

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

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

(I) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”   There are no dilutive securities outstanding as of September 30, 2007.

(J) Stock-Based Compensation

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

(K) Recent Accounting Pronouncements

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

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

On September 13, 2007, the Company issued 2,535,900 shares of Class A common stock to its parent, Bedminster National Corp (BNC) for $2,536.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

(B) Conversion of Class A to Class B

During 2007 a stockholder converted 2,000 shares of Class B shares to 2,000 Class A shares.

All issued and outstanding shares of Class A common stock and Class B common stock shall be identical and shall entitle the holders to the same rights and privileges except that the Class A shares have no voting rights.

NOTE 3	RELATED PARTY TRANSACTIONS

The Company has entered into a management services agreement with Apogee Holdings Inc that became effective March 1, 2007.  The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually.  In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company.  40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price.  Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares.  Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time. As of September 30, 2007, the Company has paid $75,000 and Apogee has waived $65,000 under the management agreement.

NOTE 4	LINE OF CREDIT

In January 2007, Signature Bank approved a $100,000 line of credit for the Company.  The line provides an interest rate of 1% above the prime rate (9.25% as of September 30, 2007) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The line of credit is secured by all the assets of the Company and the Company’s former parent has also guaranteed repayment of the line.  As of September 30, 2007 there is $79,359 outstanding under the line.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

NOTE 5	COMMITMENTS AND CONTINGENCIES

(A) Management Service Agreement

The Company has entered into a management services agreement with Apogee Holdings Inc that became effective March 1, 2007.  The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually.  In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of  the annual adjusted EBITDA based on the audited consolidated results of the Company.  40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price.  Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares.  Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time. As of September 30, 2007, the Company has paid $75,000 and Apogee has waived $65,000 under the management agreement.

NOTE 6	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit from inception of $178,984, negative working capital of  $111,061, and has a negative cash flow from operations of $80,446 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

NOTE 7	SUBSEQUENT EVENT

In October 2007, the Company issued 200,000 class A shares for services, rendered to the Company, with a fair  value of $20,000.

Item 2. Management’s Discussion and Analysis or Plan of Operation

GENERAL

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion in conjunction with the financial statements and the corresponding notes and the unaudited  financial statements and the corresponding notes included elsewhere in this Information Statement. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus.

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

Separation from Bedminster National

During August 2007, we were spun-off from our parent Bedminster National.  We are in the  in the business of managing investment assets. Following the distribution, we are an independent public company and Bedminster National no longer maintains any stock ownership in us.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Fourth Quarter 2007

We will attempt to raise $200,000 in debt financing for initial working capital. We expect that the $200,000 in debt financing will be a private placement to individual investors of short term notes personally guaranteed by management. The proceeds of the note offering would be used solely for beginning the process of funding our business and commence receiving any regulatory approvals.

First Quarter 2008

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

Second Quarter 2008

If we have the necessary approvals, we will seek out opportunities to provide investment and trust services and intend to enhance our capabilities by adding personnel or entering into joint ventures with other financial service firms. We intend to raise an additional $500,000 through debt or equity financing to support our efforts to hire additional staff during this period.

Third Quarter 2008

If we have not already completed the financing transaction during the third quarter, we intend to close on such additional financing for working capital and corporate overhead. We intend to actively recruit new board members with appropriate experience and hire a corporate staff including a chief financial officer.

Going Concern

As reflected in the Company’s Financial Statements and Note 6 to the Financial Statements which accompany this Information Statement, the Company’s accumulated deficit from inception of $178,984, negative working capital of $110,611 and negative cash flow from operations of $80,446 from inception raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional debt or capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

From Inception, January 16, 2007, through September 30, 2007

Revenues

We had no revenues from inception through September 30, 2007.

Operating Expenses

Total operating expenses from inception through September 30, 2007 were $176,633, consisting of $170,583 for professional fees and $6,050 for general and administrative expenses. The cost and expenses from inception through September 30, 2007 were attributable primarily to professional fees incurred in connection with our formation and management fees and management fees as set forth below.

Net Loss

Our net loss from inception through September 30, 2007 was $178,984.

The Company has entered into a management services agreement with Apogee Holdings Inc (a company controlled by our President and majority stockholder of our parent) that became effective March 1, 2007. The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually. In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company. 40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price. Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares. Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time.  As of September 30, 2007, the Company has paid $75,000 of management fees to Apogee and record $65,000 as the fair value of fees forgiven by the management company as an in-kind contribution of services.

Liquidity and Capital Resources

As of September 30, 2007 we had $2,286 in cash. In January 2007, Signature Bank approved a $100,000 line of credit for the Company. The line provides an interest rate of 1% above the prime rate (9.25% as of September 30, 2007) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The parent has guaranteed the line and there is $79,359 outstanding under the line as of September 30, 2007.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.                        Defaults Upon Senior Securities.

None

Item 4.                        Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.                        Other Information.

None

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

BEDMINSTER FINANCIAL CORP.
Registrant

Date: November 13, 2007	By: /s/ Paul Patrizio
Paul Patrizio
President, Chief Executive Officer,
Chairman of Board of Directors