Form 10-Q
period 2008-03-31
BEDMINSTER FINANCIAL CORP
filed 2008-05-14
CIK 1401094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

BEDMINSTER FINANCIAL CORP.
 (Exact name of registrant as specified in Charter

NEVADA	000-52666	20-8285559
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

90 Washington Valley Road, Bedminster, New Jersey 07921
 (Address of Principal Executive Offices)
 _______________

     (908) 719-8941
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2008: 8,955,900 shares of Class A Common Stock and 2,154,000 shares of Class B Common Stock.

Bedminster Financial Corp

FORM 10-Q

March 31, 2008

Table of Contents

Item 1. Financial Information

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF MARCH 31, 2008

BEDMINSTER FINANCIAL CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$9,443	$25
Total Current Assets	9,443	25
OTHER ASSETS
Deposits	450	450
Total Other Assets	450	450

TOTAL ASSETS	$9,893	$475

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Line of credit	$201,192	$113,127
Accounts payable and accrued expenses	111,649	87,108
Total Current Liabilities	312,841	200,235

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock – Class A, $0.0001 par value, 200,000,000 shares authorized, 8,955,900 shares issued and outstanding	896	896
Common stock – Class B, $0.0001 par value, 3,000,000 shares authorized, 2,154,000 shares issued and outstanding	215	215
Additional paid in capital	87,262	87,262
Accumulated deficit during development stage	(391,321)	(288,133)
Total Stockholders’ Deficit	(302,948)	(199,760)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,893	$475

The accompanying notes to the financial statements are an integral part of these statements.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three Months Ended March 31, 2008	For the Period from January 16, 2007 (Inception) to March 31, 2007	Cumulative from January 16, 2007 (Inception) to March 31, 2008

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	96,761	13,178	368,195
General and administrative	3,513	952	15,825
Total Operating Expenses	100,274	14,130	384,020

LOSS FROM OPERATIONS	(100,274)	(14,130)	(384,020)

OTHER INCOME (EXPENSE)
Interest Expense	(2,914)	(90)	(7,301)
Total Other Income (Expense)	(2,914)	(90)	(7,301)

NET LOSS	$(103,188)	$(14,220)	$(391,321)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	11,109,900	8,374,000

The accompanying notes to the financial statements are an integral part of these statements.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31, 2008	For the Period from January 16, 2007 (Inception) to March 31, 2007	Cumulative from January 16, 2007 (Inception) to March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(103,188)	$(14,220)	$(391,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Services contributed	-	-	65,000
Common stock issued for service	-	-	20,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	24,541	3,178	111,649
Increase in deposits	-	(450)	(450)
Net Cash Used by Operating Activities	(78,647)	(11,492)	(195,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	3,373
Proceeds from lines of credit	88,065	14,472	201,192
Net Cash Provided By Financing Activities	88,065	14,472	204,565

NET INCREASE IN CASH	9,418	2,980	9,443

CASH AT BEGINNING OF PERIOD	25	-	-

CASH AT END OF PERIOD	$9,443	$2,980	$9,443

Supplementary disclosure of cash flow information:

Cash paid for interest	$2,914	$90

The accompanying notes to the financial statements are an integral part of these statements.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2008

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of presentation and Organization

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “Commission”) and include the results of Bedminster Financial Corp. (a development stage company) (the “Company”).  Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended December 31, 2008.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of March 31, 2008 and the results of its operations and cash flows for the three month period ended March 31, 2008.  Results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the entire year.  The unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2007 included in the Company’s Form 10-KSB filed with the Commission on March 10, 2008.

The Company was incorporated under the laws of the State of Nevada on January 16, 2007.  The Company was organized to manage investment assets and provide trust services. The Company will provide institutions and high net worth individuals with trust and custodial services and related financial advisory services.  The Company was a wholly owned subsidiary of Bedminster National Corp (BNC), until the August 2007, when the Company was spun off.

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
AS OF MARCH 31, 2008

(C) Cash Equivalents

The Company’s policy is to consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At March 31, 2008, deferred tax assets amounted to approximately $153,000 which related to net operating loss carryforwards.  The Company recorded a full valuation allowance to reflect the estimated amount of deferred tax assets which are currently not realizable.

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

(F) Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.  The Company had no revenues for the quarter ended March 31, 2008.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2008

(G) Financial Instruments

The Company’s financial instruments consist of cash and lines of credit. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”   There are no dilutive securities outstanding as of March 31, 2008.

(I) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2008

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

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

NOTE 2  RELATED PARTY TRANSACTIONS

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

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2008

Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company.  40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price.  Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares.  Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time. For the three months ended March 31, 2008, the Company has paid $63,000 under the management agreement. For the period January 16, 2007 (inception) to March 31, 2008, the Company has paid  $167,500 under the management agreement.

NOTE 3	LINE OF CREDIT

In January 2007, Signature Bank approved a $100,000 line of credit for the Company.  In November 2007 the line of credit was increased to $200,000.  The line bears interest at a rate of 1% above the Wall Street Journal prime rate (8.25% as of March 31, 2008) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The line of credit is secured by all the assets of the Company and the Company’s former parent has also guaranteed repayment of the line.  The CEO, Paul Patrizio, has also personally guaranteed repayment of the line.  As of March 31, 2008, there is $201,192 outstanding under the line (including accrued interest).

NOTE 4	COMMITMENTS AND CONTINGENCIES

(A) Management Service Agreement

The Company has entered into a management services agreement with Apogee Holdings Inc. (“Apogee”), a related party due to common ownership, that became effective March 1, 2007 (see Note 2).

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit from inception of $391,321, negative working capital of $303,398, and has a negative cash flow from operations of $195,122 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans may provide the opportunity for the Company to continue as a going concern.

NOTE 6 SUBSEQUENT EVENT

On April 30, 2008, the board of directors and the holders of the majority of the Class B Common Stock of the Company approved a 1-10 reverse split of the Company’s issued and outstanding Class A and Class B Common Stock.  The reverse split will not be effective until twenty (20) days after the Company has filed a Definitive 14c information statement with the SEC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Second Quarter 2008

We will attempt to raise $200,000 in debt financing for initial working capital. We expect that the $200,000 in debt financing will be a private placement to individual investors of short term notes personally guaranteed by management. The proceeds of the note offering would be used solely for beginning the process of funding our business and commence receiving any regulatory approvals.

Third Quarter 2008

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

Fourth Quarter 2008

If we have the necessary approvals, we will seek out opportunities to provide investment and trust services and intend to enhance our capabilities by adding personnel or entering into joint ventures with other financial service firms. We intend to raise an additional $500,000 through debt or equity financing to support our efforts to hire additional staff during this period.

First Quarter 2009

If we have not already completed the financing transaction during the third quarter, we intend to close on such additional financing for working capital and corporate overhead. We intend to actively recruit new board members with appropriate experience and hire a corporate staff including a chief financial officer.

Going Concern

As reflected in the Company’s Financial Statements and Note 5 to the Financial Statements which accompany this Information Statement, the Company’s accumulated deficit from inception of $391,321, negative working capital of $303,398 and negative cash flow from operations of $195,122 from inception raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional debt or capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

From Inception, January 16, 2007, through March 31, 2008

Revenues

We had no revenues from inception through March 31, 2008.

Operating Expenses

Total operating expenses from inception through March 31, 2008 were $384,020, consisting of $368,195 for professional fees and $15,825 for general and administrative expenses. The cost and expenses from inception through March 31, 2008 were attributable primarily to professional fees incurred in connection with our formation and management fees and management fees as set forth below.

Net Loss

Our net loss from inception through March 31, 2008 was $391,321.

The Company has entered into a management services agreement with Apogee Holdings Inc (a company controlled by our President and majority stockholder of our former parent) that became effective March 1, 2007. The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over proforma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually. In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company. 40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price. Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares. Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time.  For the three months ended March 31, 2008, the Company has paid $63,000 under the management agreement. For the period January 16, 2007 (inception) to March 31, 2008, the Company has paid  $263,000 under the management agreement.

Liquidity and Capital Resources

As of March 31, 2008 we had $9,443 in cash. In January 2007, Signature Bank approved a $100,000 line of credit for the Company which was increased to $200,000 in November 2007. The line provides an interest rate of 1% above the prime rate (8.25% as of March 31, 2008) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The principal officer has guaranteed the line and there is $201,192 outstanding under the line as of March 31, 2008.

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

Subsequent Event

On April 30, 2008, the board of directors and the holders of the majority of the Class B Common Stock of the Company approved a 1-10 reverse split of the Company’s issued and outstanding Class A and Class B Common Stock.  The reverse split will not be effective until twenty (20) days after the Company has filed a Definitive 14c information statement with the SEC.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

We conduct our business in United States dollars. Our market risk is limited to the United States domestic, economic and regulatory factors.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

On January 8, 2008, we filed a Form 8-K with the SEC based on the change in auditor.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bedminster Financial Corp

Date: May 12, 2008	By:	/s/ Paul Patrizio
Paul Patrizio
President, Chief Executive Officer, Chief Financial Officer