Form 10-Q
period 2008-06-30
BEDMINSTER FINANCIAL CORP
filed 2008-08-05
CIK 1401094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  June 30, 2008: 895,590 shares of Class A Common Stock and 215,400 shares of Class B Common Stock.

BEDMINSTER FINANCIAL CORP

FORM 10-Q

June 30, 2008

Table of Contents

Item 1. Financial Information

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	$10,524	$25
Total Current Assets	10,524	25
OTHER ASSETS
Deposits	450	450
Total Other Assets	450	450

TOTAL ASSETS	$10,974	$475

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Line of credit	$197,926	$113,127
Accounts payable and accrued expenses	198,080	87,108
Notes payable - related party	5,000	-
Total Current Liabilities	401,006	200,235

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock – Class A, $0.0001 par value, 200,000,000 shares authorized, 895,590 shares issued and outstanding	90	90
Common stock – Class B, $0.0001 par value, 3,000,000 shares authorized, 215,400 shares issued and outstanding	22	22
Additional paid in capital	88,261	88,261
Deficit accumulated during development stage	(478,405)	(288,133)
Total Stockholders’ Deficit	(390,032)	(199,760)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,974	$475

The accompanying notes to the financial statements are an integral part of these statements.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended	Period from January 16, 2007 (Inception) to	Three Months Ended		Cumulative from January 16, 2007 (Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	177,661	102,772	80,900	89,594	449,096
General and administrative	6,673	2,468	3,160	1,516	18,985
Total Operating Expenses	184,334	105,240	84,060	91,110	468,081

LOSS FROM OPERATIONS	(184,334)	(105,240)	(84,060)	(91,110)	(468,081)

OTHER EXPENSE
Interest expense	(5,938)	(839)	(3,023)	(749)	(10,324)
Total Other Expense	(5,938)	(839)	(3,023)	(749)	(10,324)

NET LOSS	$(190,272)	$(106,079)	$(87,083)	$(91,859)	$(478,405)

Net loss per share - basic and diluted	$(0.17)	$(0.13)	$(0.08)	$(0.11)

Weighted average number of shares outstanding - basic and diluted	1,110,990	837,400	1,110,990	837,400

The accompanying notes to the financial statements are an integral part of these statements.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2008	Period from January 16, 2007 (Inception) to June 30, 2007	Cumulative from January 16, 2007 (Inception) to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(190,272)	$(106,079)	$(478,405)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for service	-	20,000	65,000
Services contributed	-	20,000	20,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	110,972	23,487	198,080
Increase in deposits	-	(450)	(450)
Net Cash Used In Operating Activities	(79,300)	(43,042)	(195,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	837	3,373
Proceeds from issuance of notes payable - related party	5,000	-	5,000
Proceeds from lines of credit	84,799	42,701	197,926
Net Cash Provided By Financing Activities	89,799	43,538	206,299

NET INCREASE IN CASH	10,499	496	10,524

CASH AT BEGINNING OF PERIOD	25	-	-

CASH AT END OF PERIOD	$10,524	$496	$10,524

Supplementary disclosure of cash flow information:
Cash paid for interest	$5,937	$839	$10,324

The accompanying notes to the financial statements are an integral part of these statements.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of presentation and Organization

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “Commission”) and include the results of Bedminster Financial Corp. (a development stage company) (the “Company”).  Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended December 31, 2008.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of June 30, 2008 and the results of its operations and cash flows for the three and six month period ended June 30, 2008.  Results for the six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the entire year.  The unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2007 included in the Company’s Form 10-KSB filed with the Commission on March 10, 2008.

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

(D) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At June 30, 2008, deferred tax assets amounted to approximately $187,000 which related to net operating loss carryforwards.  The Company recorded a full valuation allowance to reflect the estimated amount of deferred tax assets which are currently not realizable.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

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

(F) Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.  The Company had no revenues for the quarter and six months ended June 30, 2008.

(G) Financial Instruments

The Company’s financial instruments consist of cash and lines of credit. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”   There are no dilutive securities outstanding as of June 30, 2008.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS 160 is effective for fiscal years (including interim periods within those fiscal years) beginning on or after December 15, 2008 (October 1, 2009 for the Company). Earlier adoption is prohibited. The statement shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements.

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

Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company.  40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price.  Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares.  Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time. For the six months ended June 30, 2008, the Company has included in professional fees $126,000 under the management agreement and $0 has been waived by Apogee. For the period January 16, 2007 (inception) to June 30, 2008, the Company has incurred fees of $230,500 under the management agreement and no fees were waived by Apogee during the second quarter of 2008.

At June 30, 2008, the Company had a $5,000 note payable due to Bedminster National Corp used for operating expenses. (“BNC”).  There are no definite repayment terms associated with the note.  BNC is the former parent of the Company (see Note 1).

NOTE 3     LINES OF CREDIT

In January 2007, Signature Bank approved a $100,000 line of credit for the Company.  In November 2007 the line of credit was increased to $200,000.  The line bears interest at a rate of 1% above the Wall Street Journal prime rate (5% as of June 30, 2008) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The line of credit is secured by all the assets of the Company and the Company’s former parent has also guaranteed repayment of the line.  The CEO, Paul Patrizio, has also personally guaranteed repayment of the line.  As of June 30, 2008, there is $197,926 outstanding under the line (including accrued interest).

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

NOTE 4   COMMITMENTS AND CONTINGENCIES

(A) Management Service Agreement

The Company has entered into a management services agreement with Apogee Holdings Inc. (“Apogee”), a related party due to common ownership, that became effective March 1, 2007 (see Note 2).

NOTE 5    GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit from inception of $478,405, negative working capital of $390,482, and has a negative cash flow from operations of $195,775 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans may provide the opportunity for the Company to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6    STOCKHOLDERS’ DEFICIT

A one-for-ten reverse stock split was effected during April 2008.  The Company retained the current par value of $.0001 per share for all shares or its Class A and Class B common stock.  All references in the financial statements to the number of shares outstanding and per share amounts have been restated to reflect the effect of the reverse stock split for all periods presented.  Stockholders’ deficit reflects the reverse stock split by reclassifying from “Common stock” to “additional paid in capital” an amount equal to the par value of the reduced shares arising from the reverse split.

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

Third Quarter 2008

We will attempt to raise $200,000 in debt financing for initial working capital. We expect that the $200,000 in debt financing will be a private placement to individual investors of short term notes personally guaranteed by management. The proceeds of the note offering would be used solely for beginning the process of funding our business and commence receiving any regulatory approvals.

Fourth Quarter 2008

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

First Quarter 2009

If we have the necessary approvals, we will seek out opportunities to provide investment and trust services and intend to enhance our capabilities by adding personnel or entering into joint ventures with other financial service firms. We intend to raise an additional $500,000 through debt or equity financing to support our efforts to hire additional staff during this period.

Second Quarter 2009

If we have not already completed the financing transaction during the third quarter, we intend to close on such additional financing for working capital and corporate overhead. We intend to actively recruit new board members with appropriate experience and hire a corporate staff including a chief financial officer.

Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit from inception of $478,405, negative working capital of $390,482, and has a negative cash flow from operations of $195,775 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans may provide the opportunity for the Company to continue as a going concern

Results of Operations

From Inception, January 16, 2007, through June 30, 2008

Revenues

We had no revenues from inception through June 30, 2008.

Operating Expenses

Total operating expenses from inception through June 30, 2008 were $468,081 consisting of $449,096 for professional fees and $18,985 for general and administrative expenses. The cost and expenses from inception through June 30, 2008 were attributable primarily to professional fees incurred in connection with our formation and management fees and management fees as set forth below.

 Net Loss

Our net loss from inception through June 30, 2008 was $478,405.

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

Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company.  40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price.  Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares.  Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time. For the six months ended June 30, 2008, the Company has included in professional fees $126,000 under the management agreement and $0 has been waived by Apogee. For the period January 16, 2007 (inception) to June 30, 2008, the Company has incurred fees of $230,500 under the management agreement and no fees were waived by Apogee during the second quarter of 2008.

At June 30, 2008, the Company had a $5,000 note payable due to Bedminster National Corp. (“BNC”).  BNC is the former parent of the Company (see Note 1).

Liquidity and Capital Resources

As of June 30, 2008 we had $ $10,524 in cash. In January 2007, Signature Bank approved a $100,000 line of credit for the Company.  In November 2007 the line of credit was increased to $200,000.  The line bears interest at a rate of 1% above the Wall Street Journal prime rate (5% as of June 30, 2008) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The line of credit is secured by all the assets of the Company and the Company’s former parent has also guaranteed repayment of the line.  The CEO, Paul Patrizio, has also personally guaranteed repayment of the line.  As of June 30, 2008, there is $197,926 outstanding under the line (including accrued interest).

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

On April 30, 2008, the board of directors and the holders of the majority of the Class B Common Stock of the Company approved a 1-for-10 reverse split of the Company’s issued and outstanding Class A and Class B Common Stock. The reverse split was effective on July 2, 2008. All share amounts have been updated in these financial statements to reflect the 1-for-10 reverse split.

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

Bedminster Financial Corp

Date: August 4, 2008	By:	/s/ Paul Patrizio
Paul Patrizio
President, Chief Executive Officer, Chief Financial Officer