Form 10-Q
period 2008-09-30
BEDMINSTER FINANCIAL CORP
filed 2008-11-13
CIK 1401094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2008: 931,590 shares of Class A Common Stock and 215,400 shares of Class B Common Stock.

BEDMINSTER FINANCIAL CORP

FORM 10-Q

September 30, 2008

Table of Contents

Item 1. Financial Information

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	$5,472	$25
Total Current Assets	5,472	25

OTHER ASSETS
Deposits	450	450
Total Other Assets	450	450

TOTAL ASSETS	$5,922	$475

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Lines of credit	$211,410	$113,127
Accounts payable and accrued expenses	273,064	87,108
Note payable - related party	5,000	-
Total Current Liabilities	489,474	200,235

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock – Class A, $0.0001 par value, 200,000,000 shares authorized,
895,590 shares issued and outstanding	90	90
Common stock – Class B, $0.0001 par value, 3,000,000 shares authorized,
215,400 shares issued and outstanding	22	22
Additional paid in capital	88,261	88,261
Deficit accumulated during development stage	(571,925)	(288,133)
Total Stockholders’ Deficit	(483,552)	(199,760)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,922	$475

The accompanying notes to the financial statements are an integral part of these statements.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

		Period from			Cumulative from
		January 16,			January 16,
	Nine Months Ended	2007 (Inception) to	Three Months Ended		2007 (Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	264,183	170,583	86,522	67,811	535,617
General and administrative	10,020	6,050	3,347	3,612	22,332
Total Operating Expenses	274,203	176,633	89,869	71,423	557,949

LOSS FROM OPERATIONS	(274,203)	(176,633)	(89,869)	(71,423)	(557,949)

OTHER EXPENSE
Interest Expense	(9,589)	(2,351)	(3,651)	(1,512)	(13,976)
Total Other Expense	(9,589)	(2,351)	(3,651)	(1,512)	(13,976)

NET LOSS	$(283,792)	$(178,984)	$(93,520)	$(72,935)	$(571,925)

Net loss per share - basic and diluted	$(0.26)	$(0.16)	$(0.08)	$(0.07)

Weighted average number of shares outstanding
during the period - basic and diluted	1,110,990	1,090,990	1,110,990	1,090,990

The accompanying notes to the financial statements are an integral part of these statements.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

		Period from	Cumulative from
		January 16,	January 16,
	Nine Months Ended	2007 (Inception) to	2007 (Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(283,792)	$(178,984)	$(571,925)
Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock issued for service	-	-	20,000
Services contributed	-	65,000	65,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	185,956	33,988	273,064
Increase in deposits	-	(450)	(450)
Net Cash Used In Operating Activities	(97,836)	(80,446)	(214,311)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	3,373	3,373
Proceeds from note payable - related party	5,000	-	5,000
Net proceeds from lines of credit	98,283	79,359	211,410
Net Cash Provided By Financing Activities	103,283	82,732	219,783

NET INCREASE IN CASH	5,447	2,286	5,472

CASH AT BEGINNING OF PERIOD	25	-	-

CASH AT END OF PERIOD	$5,472	$2,286	$5,472

Supplementary disclosure of cash flow information
Cash paid for interest	$9,589	$2,351	$13,976

The accompanying notes to the financial statements are an integral part of these statements.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation and Organization

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “Commission”) and include the results of Bedminster Financial Corp. (a development stage company) (the “Company”).  Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended December 31, 2008.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of September 30, 2008 and the results of its operations and cash flows for the three and nine month period ended September 30, 2008.  Results for the nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the entire year.  The unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2007 included in the Company’s Form 10-KSB filed with the Commission on March 10, 2008.

The Company was incorporated under the laws of the State of Nevada on January 16, 2007.  The Company was organized to manage investment assets and provide trust services. The Company will provide institutions and high net worth individuals with trust and custodial services and related financial advisory services.  The Company was a wholly owned subsidiary of Bedminster National Corp, until the August 2007, when the Company was spun off.

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

(D) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At September 30, 2008, deferred tax assets amounted to approximately $230,000 which related to net operating loss carryforwards.

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

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

(F) Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.  The Company had no revenues for the quarter and nine months ended September 30, 2008.

(G) Financial Instruments

The Company’s financial instruments consist of cash and lines of credit. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”   There are no dilutive securities outstanding as of September 30, 2008.

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
AS OF SEPTEMBER 30, 2008

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

Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company.  40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price.  Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares.  Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time. For the nine months ended September 30, 2008, the Company has included in professional fees $189,000 under the management agreement. For the period January 16, 2007 (inception) to September 30, 2008, the Company has incurred fees of $293,500 under the management agreement.

At September 30, 2008, the Company had a $5,000 note payable due to Bedminster National Corp (“BNC”) used for operating expenses.  There are no definite repayment terms associated with the note.  BNC is the former parent of the Company (see Note 1).

NOTE 3     LINES OF CREDIT

In January 2007, Signature Bank approved a $100,000 line of credit for the Company.  In November 2007 the line of credit was increased to $201,426.  The line bears interest at a rate of 1% above the Wall Street Journal prime rate (6% as of September 30, 2008) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The line of credit is secured by all the assets of the Company and the Company’s former parent has also guaranteed repayment of the line.  The CEO, Paul Patrizio, has also personally guaranteed repayment of the line.  As of September 30, 2008, there is $201,425 outstanding under the line (including accrued interest).

BEDMINSTER FINANCIAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

In June 2008, PNC Bank extended to the Company a credit line of $10,000.  As of September 30, 2008, the line bears an interest rate of 15% on all outstanding balances.  As of September 30, 2008 there is $9,985 outstanding under the line (including accrued interest).

NOTE 4   COMMITMENTS AND CONTINGENCIES

(A) Management Service Agreement

The Company has entered into a management services agreement with Apogee Holdings Inc. (“Apogee”), a related party due to common ownership, that became effective March 1, 2007 (see Note 2).

NOTE 5    GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a deficit accumulated during the development stage of $571,925, negative working capital of $483,552, and has a negative cash flow from operations of $214,311 from inception. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans may provide the opportunity for the Company to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6    STOCKHOLDERS’ DEFICIT

A one-for-ten reverse stock split was effected during April 2008.  The Company retained the current par value of $0.0001 per share for all shares or its Class A and Class B common stock.  All references in the financial statements to the number of shares outstanding and per share amounts have been restated to reflect the effect of the reverse stock split for all periods presented.  Stockholders’ deficit reflects the reverse stock split by reclassifying from “common stock” to “additional paid in capital” an amount equal to the par value of the reduced shares arising from the reverse split.

NOTE 7    SUBSEQUENT EVENT

The Company issued 36,000 Class A Common Shares under the consulting agreement for services rendered in the fourth quarter of 2008.

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

Fourth Quarter 2008

We will attempt to raise $200,000 in debt financing for initial working capital. We expect that the $200,000 in debt financing will be a private placement to individual investors of short term notes personally guaranteed by management. The proceeds of the note offering would be used solely for beginning the process of funding our business and commence receiving any regulatory approvals.

First Quarter 2009

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

Second Quarter 2009

If we have the necessary approvals, we will seek out opportunities to provide investment and trust services and intend to enhance our capabilities by adding personnel or entering into joint ventures with other financial service firms. We intend to raise an additional $500,000 through debt or equity financing to support our efforts to hire additional staff during this period.

Third Quarter 2009

If we have not already completed the financing transaction during the third quarter, we intend to close on such additional financing for working capital and corporate overhead. We intend to actively recruit new board members with appropriate experience and hire a corporate staff including a chief financial officer.

Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit during the development stage of $571,925, negative working capital of $484,002, and has a negative cash flow from operations of $214,311 from inception. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans may provide the opportunity for the Company to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Results of Operations

From Inception, January 16, 2007, through September 30, 2008

Revenues

We had no revenues from inception through September 30, 2008.

Operating Expenses

Total operating expenses from inception through September 30, 2008 were $557,949 consisting of $535,617 for professional fees and $22,332 for general and administrative expenses. The cost and expenses from inception through September 30, 2008 were attributable primarily to professional fees incurred in connection with our formation and management fees and management fees as set forth below.

Net Loss

Our net loss from inception through September 30, 2008 was $571,925.
Liquidity and Capital Resources

As of September 30, 2008 we had $5,472 in cash. In January 2007, Signature Bank approved a $100,000 line of credit for the Company.  In November 2007 the line of credit was increased to $200,000.  The line bears interest at a rate of 1% above the Wall Street Journal prime rate (6% as of September 30, 2008) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The line of credit is secured by all the assets of the Company and the Company’s former parent has also guaranteed repayment of the line.  The CEO, Paul Patrizio, has also personally guaranteed repayment of the line.  As of September 30, 2008, there is $201,425 outstanding under the line (including accrued interest).

In June 2008, PNC Bank extended to the Company a credit line of $10,000.  As of September 30, 2008, the line bears an interest rate of 15% on all outstanding balances.  As of September 30, 2008 there is $9,985 outstanding under the line (including accrued interest).

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

The Company issued 36,000 Class A Shares for services rendered.

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

Bedminster Financial Corp

Date: November 13, 2008	By:	/s/ Paul Patrizio
Paul Patrizio
President, Chief Executive Officer, Chief Financial Officer